Form 10QSB
period 2001-09-30
ONE TOUCH TOTAL COMMUNICATIONS INC
filed 2001-11-14
CIK 1098583

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 000-09358

                       ONE TOUCH TOTAL COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

             Nevada                                             91-1933601
(State or jurisdiction of incorporation                     (I.R.S. Employer
          or organization)                                 Identification No.)

1630 South Sunkist Street, Suite K, Anaheim, California                 92806
      (Address of Principal Executive Offices)                       (Zip Code)

                Registrant's telephone number:  (714) 456-0874

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X        No    .

     As of September 30, 2001, the Registrant had 14,778,399 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET
              AS OF SEPTEMBER 30, 2001                                     3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                    5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            9

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    9

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

     ITEM 5.  OTHER INFORMATION                                            9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9

SIGNATURE                                                                 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                      ONE TOUCH TOTAL COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                September 30, 2001
                                   (Unaudited)

                                       ASSETS

Current assets
 Cash                                                        $       29,835
 Accounts receivable, net                                            84,755
 Employee advances                                                    4,529
 Inventory                                                          216,121
  Total current assets                                              335,240

Fixed assets, net                                                    24,519

Other assets
 Deposits                                                             7,882
 Deferred tax asset                                                 164,476
 Intangible assets, net                                             565,094
                                                                    737,452

Total assets                                                  $   1,097,211

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                   315,160
 Accrued liabilities                                                109,721
 Due to consultant                                                  107,611
 Income tax payable                                                  12,071
 Note payable - related party                                        17,259
  Total current liabilities                                         561,822

  Total liabilities                                                 561,822

Commitments and contingencies                                             -

Stockholders' equity
Common stock ($0.001 par value, 200,000,000 shares
authorized, 14,778,399 shares issued and outstanding)                14,778
Additional paid-in capital                                        1,371,748
Accumulated deficit                                                (851,137)
  Total stockholders' equity                                        535,389

  Total liabilities and stockholders' equity                      1,097,211

               See Accompanying Notes to Financial Statements

                   ONE TOUCH TOTAL COMMUNICATIONS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                For the three           For the nine
                                months ended            months ended
                                September 30            September 30
                              2001         2000       2001        2000

Revenues                   $   640,627  $   716,723  $   2,101,056 $  2,186,372

Costs of revenues              615,899      346,458      1,480,320    1,283,968

Gross profit                    24,728      370,265        620,736      902,404

Operating expenses
 Selling, general and
  administrative               289,144      243,726        991,396      785,927
 Depreciation and
  amortization                  30,713       31,213         91,139       93,640

   Total operating expenses    319,857      274,939      1,082,535      879,567

Income (loss) from
 operations                   (295,129)      95,326       (461,799)      22,837

Other expense
 Interest expense                  687        1,306          2,006        3,917

Income (loss) before
provision for income tax      (295,816)      94,020       (463,805)      18,920

Provision for income tax
expense                              -       31,967        (27,914)       6,433

Net income (loss)             (295,816)      62,053       (435,891)      12,487

Basic and diluted income
(loss) per common share          (0.02)           -          (0.03)           -

Basic and diluted weighted
average common shares
outstanding                  14,778,399  14,342,400     14,778,399   14,342,400

                  See Accompanying Notes to Financial Statements

                        ONE TOUCH TOTAL COMMUNICATIONS, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the nine months ended
                                                              September
                                                     2001                  2000

Cash flows from operating activities:
 Net income (loss)                                   $   (435,891)   $  12,487
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciations and amortization                           91,139       93,640
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               45,084     (227,114)
  Increase in employee advances                            (4,529)           -
  Decrease in inventory                                    80,975        8,385
  Increase in other assets                                   (925)        (335)
  Increase in accounts payable                            177,373       81,980
  Decrease in deferred tax liability                      (27,914)           -
  Increase in accrued liabilities                         133,305       18,547

   Net cash provided (used) by operating activities        58,617      (12,410)

Cash flows from investing activities
 Purchase of fixed assets                                       -       (8,378)

   Net cash used by financing activities                        -       (8,378)

Cash flows from financing activities
 Principal payments on note payable                       (30,810)           -

   Net cash used by financing activities                  (30,810)           -

Net increase (decrease) in cash                            27,807      (20,788)

Cash, beginning of period                                  2,028        23,866

Cash, end of period                                       29,835         3,078

Supplemental disclosure of cash flow:
 Cash paid for interest                                    2,006             -

 Cash paid for income taxes                                    -             -

               See Accompanying Notes to Financial Statements

                   ONE TOUCH TOTAL COMMUNICATIONS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2000 of One Touch Total Communications, Inc. ("the Company") as reported on Form SB-2.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at September 30, 2001:

Accounts receivable                         $98,105
Allowance for doubtful accounts             (13,350)

                                            $84,755

The Company has a factoring arrangement with Summit Financial Resources under which it sells a substantial portion of its trade receivables. The proceeds from the factored of trade receivables were approximately $388,000 for the nine months ended September 30, 2001. The outstanding factored receivables with recourse at September 30, 2001 were approximately $32,000.

3.  STOCKHOLDERS' EQUITY

In December 1999, the Company entered into a 48 month consulting agreement with Rio Telecom, Inc. ("Rio") whereby Rio is to receive $5,260 per month for 48 months and 100,000 shares of the Company's common stock per month for ten months both beginning in January 2000. As of September 30, 2001, 200,000 of the 1,000,000 shares of the Company's common stock has been issued to Rio leaving 800,000 shares due to Rio as of September 30, 2001. Rio has earned 400,000 shares, leaving 200,000 shares as a liability as of September 30, 2001. For the purposes of this transaction the stock has been valued at $0.4531 per common share using an 11 day average (5 days before and 5 days after the date of the agreement) of the closing price of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results Of Operations.

Comparison of three and nine month periods ended September 30, 2001 and 2000.

     (a) Revenues. Revenues for the three months ended September 30, 2001 were $640,627, a decrease of approximately 11% from revenues of $716,723 in the same period in 2000. Revenues for the nine months ended September 30, 2001 were $2,101,056, a decrease of approximately 4% from revenues of $2,186,372 in the same period in 2000. Net loss for the three months ended September 30, 2001 was $295,816 as compared with a net profit of $62,053 for the same period in 2000. Net loss for the nine months ended September 30, 2001 was $435,891 as compared with a net profit of $12,487 for the same period in 2000. The decline in revenues for three months ended September 30, 2001 and the increased loss were primarily due to the weakening U.S. economy and continued slow demand for telecommunications equipment. As of the September 30, 2001, the Registrant sees no improvement in the demand for telecommunications equipment and services.

     (b) Cost of Revenues. Cost of revenues increased approximately 78% from $346,458 for the three months ended September 30, 2000 to $615,899 for the same period in 2001. Cost of revenues increased approximately 15% from $1,283,968 for the nine months ended September 30, 2000 to $1,480,320 for the same period in 2001. These increases are primarily the result of sales of inventory with high historical costs (i.e., PBX systems and older software) at near the recorded cost of such inventory items. Additionally, the Registrant had discounted the selling price of certain inventory items in order to compete with the declining prices for telecommunications equipment and services, and provide movement of such inventory during the third quarter of 2001.

     (c) Selling, General and Administrative. Selling, general and administrative expenses increased approximately 19% from $243,726 for the three months ended September 30, 2000 to $289,144 for the same period in 2001. Such expenses increased approximately 26% from $785,927 for the nine months ended September 30, 2000 to $991,396 for the same period in 2001. These increases are primarily due to needed professional services approximating $61,000 during third quarter of 2001. Professional expenses incurred primarily related to accounting and legal services as a result of the Registrant's Form SB-2 registration statement filed and amended with the Securities and Exchange Commission during the second and third quarter of 2001. The Registrant believes professional fees incurred for the Form SB-2 registration statement during the three months ended September 30, 2001 are non-recurring in nature, exclusive of the fees associated with the quarterly and annual reports required by the SEC.

Liquidity and Capital Resources

Comparison of nine month period ended September 30, 2001 and fiscal year ended December 31, 2000.

     As of September 30, 2001, the Registrant had a working capital deficit of $226,582 compared to a working capital of $147,814 at December 31, 2000. The Registrant's current ratio was a negative 1.68:1 at September 30, 2001 as compared with a current ratio of 1.53:1 at December 31, 2000. The decrease in working capital was substantially due to an net losses incurred in the 2001.

     The Registrant has historically relied upon cash flow from operations to provide for its capital requirements. For the nine months ended September 30, 2001, the Registrant generated a cash flow surplus of $58,617 from its operating activities compared with a cash flow deficit of $73,442 for the fiscal year ended December 31, 2000. The increase cash flow is primarily related to a reduction in accounts receivable of approximately $45,000 and an increase in accounts payable and accrued liabilities of approximately $283,000.

     The Registrant's growth strategy for the 2001 and 2002 fiscal years will be its continued effort to increase revenues from the sale of new and refurbished equipment. However, there will be challenges ahead in light of the on-going and duration of weakness in the U.S.
economy. The continued slowdown in demand for telecommunications equipment shows no sign of bottoming and has been exasperated by the tragic events of September 11, 2001. The Registrant has initiated cost cutting measures during the third quarter of 2001 that include payroll reductions, lay-offs of three in-house technicians and the elimination of medical and insurance benefits. The Registrant believes that cash generated from operations, together with cash on hand at September 30, 2001, will be sufficient to provide for its capital requirements to sustain currently expected operations for at least the next 12 months. The Registrant also intends to grow its revenues through acquisition of other telecom companies which integrate into the companies overall business plan. The Registrant plans to accomplish these acquisitions through issuance of its common stock.

     The Registrant is also exploring additional sources of financing including new credit facilities and sale of common shares. There can be no assurance that the Registrant will be able to obtain any additional financing.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     One Touch Total Communications, Inc.



Dated: November 12, 2001             By: /s/  C. Jay Smith
                                     C. Jay Smith, President

                                 EXHIBIT INDEX

Number                  Description

2 Agreement for Exchange of Common Stock between One Touch and California Telephone Company, Inc., dated August 6, 1999
       (incorporated by reference to Exhibit 2 of the Form SB-2/A filed on September 18, 2001).

3.1 Articles of Incorporation, dated May 9, 1986 (incorporated by reference to Exhibit 3.1 of the Form SB-2/A filed on September 18, 2001).

3.2 Certificate of Amendment of Articles of Incorporation, dated July 30, 1986 (incorporated by reference to Exhibit
       3.2 of the Form SB-2/A filed on September 18, 2001).

3.3    Amended Articles of Incorporation, dated June 27, 1989
       (incorporated by reference to Exhibit 3.3 of the Form SB-
       2/A filed on September 18, 2001).

3.4 Certificate of Amendment of Articles of Incorporation, dated December 3, 1990 (incorporated by reference to Exhibit 3.4 of the Form SB-2/A filed on September 18, 2001).

3.5    Amended Articles of Incorporation, dated May 24, 1999
       (incorporated by reference to Exhibit 3.5 of the Form SB-
       2/A filed on September 18, 2001).

3.6    Articles of Merger (including a name change), dated
       September 22, 1999 (incorporated by reference to Exhibit 3.6 of the Form SB-2/A filed on September 18, 2001).

3.7 Certificate of Amendment to Articles of Incorporation, dated February 28, 2001 (incorporated by reference to Exhibit 3.7 of the Form SB-2/A filed on September 18, 2001).

3.8 Bylaws, dated October 25, 1999 (incorporated by reference to Exhibit 3.8 of the Form SB-2/A filed on September 18, 2001).

10.1 Employment Agreement between One Touch and C. Jay Smith, dated September 1, 1998 (incorporated by reference to Exhibit 10.1 of the Form SB-2/A filed on September 18, 2001).

10.2 Electronic Commerce Architecture Project between One Touch and MFSNet.Com, dated May 1, 1999 (incorporated by reference to Exhibit 10.2 of the Form SB-2/A filed on September 18, 2001).

10.3 Employment Agreement between One Touch and Richard G. Luna, dated December 6, 1999 (incorporated by reference to Exhibit
       10.3 of the Form SB-2/A filed on September 18, 2001).

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form SB-2/A filed on September 18, 2001).