Form 10KSB
period 2001-12-31
ONE TOUCH TOTAL COMMUNICATIONS INC
filed 2002-04-12
CIK 1098583

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from___________________ to __________________________

                         Commission file number: 0-09358

                      ONE TOUCH TOTAL COMMUNICATIONS, INC.
                (Name of small business issuer in its charter)

Nevada                                                     91-1933601
(State or other jurisdiction of                       (I.R.S Employer
incorporation or organization)                     Identification No.)

1636 Stadium View, Anaheim, California                        92806
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (714)-456-0874

Securities registered under 12(b) of the Exchange Act:            None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ]

State issuer's revenues for its most recent fiscal year:  $2,529,652.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 28, 2002, the aggregate market value of shares held by non-affiliates (based on the close price on that date ..05) was $481,572.85

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 22,113,399 as of March 28, 2002

This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

ITEM 1.  DESCRIPTION OF BUSINESS

One Touch was incorporated in the State of Nevada in May 1986 under the name of Alternate Fuel, Inc. In June 1989, the name of Alternate Fuel was changed to Fertility Advancements, Inc. In December 1990 the name of Fertility Advancements was changed to Eubix Technologies, Inc. In May 1999 the name Eubix Technologies was changed to NetTel, Inc.

In August 1999, One Touch consummated an agreement to acquire all of the outstanding capital stock of California Telephone Company, Inc., a Nevada corporation founded in 1997 by Mr. Smith, in exchange for 10,914,659 shares of One Touch's common stock. Prior to this transaction, NetTel, Inc. was a non- operating shell company with no operations, assets, liabilities, and 5,078,740 shares of common stock issued and outstanding. California Telephone Company, Inc. was an operational privately held company formed to acquire Communications Plus, a California Partnership; prior to this acquisition process, California Telephone was an inactive company. Subsequently, the name NetTel, Inc. was changed to One Touch Total Communications, Inc. In October 1998, California Telephone Company, Inc. acquired Communications Plus for $950,000 plus inventory of approximately $250,000 to be carried on consignment. In consideration, California Telephone paid $350,000 in cash (out of proceeds from a Rule 504 offering conducted between February and August 1998) and financed $600,000 with a note payable at 8% interest annually. (A significant portion of the amount due on the note was forgiven). In October 1999, California Telephone having acquired Communications Plus merged into and changed its name to One Touch Total Communications, Inc.

Description of Business.

One Touch, doing business as Communications Plus since October 1998, has as its principal business the purchase of new and used telephone equipment, the refurbishment of used phone equipment, and the retail sale of new, used, and refurbished phone equipment. One Touch also conducts business on the internet through its website www.link4phones.com. This site offers to the small and medium sized business executive looking to purchase a Business Telephone System. The potential customer can view numerous pre configured business systems or simply review the online catalog for individual items.

Testing and Refurbishing.

One Touch has a testing and refurbishing facility in house whereby older, out of service equipment is re-conditioned and sold as refurbished. Refurbishing consists of cleaning all working parts inside and out, addressing all cosmetic issues (some cases will be replaced) and repackaging in boxes. Not all equipment obtained by One Touch is refurbished for various reasons: defective, damaged, discolored, etc.; in that case equipment will be resold to other dealers at a discounted price. The testing and refurbishing facility employs two full time refurbishing technicians and two full time testing technicians. Used telephone equipment is reconditioned and sold as refurbished to small and midsize businesses, telecom brokers and Telecom interconnects.

The warehouse facility enables One Touch Total Communications to inventory new and refurbished telephones, telephone switches, and telephone software: such as voice mail and telephony. The refurbishing and testing facility is 1,000 sq. feet in size and the warehouse itself is 8,400 sq. feet. The refurbishing and testing center has 5 workstations.

Refurbishing consists of cleaning all working parts inside and out and polishing of telephone handsets. The testing of refurbished equipment involves testing the circuitry of the phones to insure the equipment is working properly prior to sale. Testing of telephone equipment is accomplished by connecting telephone equipment to our test facility workstations.

One Touch has Lucent and Northern Telecom test systems wall mounted and completely functional to accomplish the testing of the equipment. By having a testing and refurbishing facility, One Touch can offer the small to midsize businesses the choice of refurbished telephones at a price savings of 30% less than new phone equipment.

In this regard, One Touch has expanded its testing facility the past two years to provide better quality control; expenses for equipment in connection with this expansion have been approximately $20,000. The result of this has been a decrease in the returns for defective equipment; this has enabled One Touch to offer a full 90-day warranty on all refurbished and reconditioned equipment.

General.

One Touch is not dependent on one or a few major customers. In addition, One Touch does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Also, there is no need for government approval of the principal products and services offered by the company.

Principal Market.

One Touch Total Communications' client base is national and it's business market is the small to medium sized business, interconnects who are companies that install telephone systems, but do not inventory the phone equipment, thus they must purchase the equipment they need to install and other telecom brokers in similar business. One Touch has no geographical limitations, because of it's national advertising in various trade magazines such as The Preferred Supplier, membership on Satlink, a satellite based membership program for Telecom brokers nationwide and One Touch's website, www.link4phones.com.

Sales and Marketing.

One Touch employs three full time in-house sales representatives who market telecom hardware and software to both new accounts and established customers. The sales call is done via telephone. Upon completion of the sale, the accounting department invoices the customer and the equipment is shipped via Federal Express or UPS. Payment for the phone equipment is either prepaid prior to shipment; C.O.D. credit card or net terms are extended only after management has approved credit.

Telephone Equipment Sources.

One Touch's source for new telecommunications equipment is through Satlink, which is a private satellite link for telecommunications equipment dealers. One Touch will post on Satlink the equipment they are looking to buy. In addition, national trade publications that One Touch subscribes to provide sources to buy telecommunications equipment. One Touch is not dependent upon one or two companies to purchase telecommunications equipment. One Touch uses Telquest, Alliance Telecom and A-1 Teletronics, among others, to purchase new equipment.

One Touch's source for equipment that it refurbishes is through e-commerce sites, auctions, and local network satlink (on-line system of national brokers, current customer base of interconnects and distributors, yellow pages, etc.).

One Touch offers a full line of products from manufacturers with a particular emphasis on Northern Telecom (Nortel) and AT&T (Lucent). Business products and services offered include complete telephone and voice mail systems; computer-networking T1/CSU's as well as voice/data wire and cable; all products are offered both new and reconditioned.

Revenue Sources.

One Touch revenues are broken out by category, as follows:

Fiscal 1999: Total revenues of $3,569,907, $2,676,890 (75%) for refurbished and out of service equipment, $809,297 (23%) as new or unused equipment, and $83,720 (2%) as freight and labor income.

Fiscal 2000: Total revenues of $2,654,286, $1,863,425 (70%) for refurbished or out of service equipment, $690,360 (26%) for new or unused equipment, and $100,501 (4%) as freight and labor income.

Fiscal 2001: Total revenues of $2,529,652, $1,441,901 (57%) for refurbished and out of service equipment, $961,267 for new or unused equipment (38%), and $126,484 (5%) as freight and labor income. Industry overview. The telecommunications equipment industry is experiencing a significant slowdown in demand for new equipment. This slowdown began last quarter 2000 and has continued into last quarter 2001. The slowdown is attributed to a downturn in the U.S. economy and a decline in capital spending for telecommunications equipment. One Touch sees no reversal of this trend in the foreseeable future.

Employees

As of December 31, 2001, the Company had 9 employees and 1 consultant.

All employees are located at the Company's headquarters in Anaheim. None of the Company's employees are subject to any collective bargaining agreement.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov). We maintain a website at www.link4phones.com.

                              BUSINESS RISKS

Lack of Acceptance and Effectiveness of Internet Electronic Commerce May Affect Ability of One Touch to Market Its Products.

One Touch's success in marketing its products on-line, as well as through other mediums will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than One Touch expects, its e- commerce business may be harmed. If Internet usage does not grow, One Touch may not be able to realize revenues in 2001 from Internet advertising and sponsorships, which also may harm both One Touch's retail and e-commerce businesses. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

Unreliability of Internet Infrastructure May Affect the Ability of One Touch to Market Its Products.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of One Touch website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, One Touch may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm One Touch's financial results.

Transactional Security Concerns May Affect the Ability of One Touch to Market Its Products.

A significant barrier to Internet e-commerce has been the problems encountered in the secure transmission of confidential information over public networks. Any breach in security could cause interruptions and have an adverse effect on One Touch's business.

Governmental Regulation of Communications Equipment and the Internet May Affect the Ability of One Touch to Sell Its Products.

The equipment sold by One Touch must meet standards as set forth by the U.S. Federal Communications Commission. If new or additional regulations are enacted, then they could have an adverse affect on the business of One Touch. Until such regulations are proposed, One Touch is unable to predict the nature of any such affect.

There are currently few laws that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, taxation and the characteristics and quality of products and services sold over the Internet. Possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the party planning business, the extent of which cannot be predicted. The exact affect of such legislation cannot be predicted until it is in final form.

Competition in Selling Communications Equipment May Affect the Ability to Retain and Hold Customers.

One Touch faces significant competition from other companies selling communications equipment, including those selling refurbished equipment. Although One Touch believes that the quality of its products, as well as its customer service and support set it apart from other companies, other firms in this field are much larger and better capitalized. As a result, many of One Touch's present and potential competitors are likely to enjoy substantial competitive advantages, including more fully- developed e-commerce opportunities, larger technical and production staffs, and substantially greater financial, marketing, technical and other resources. Such competition could result in reduced margins or loss of market share, any of which could harm the business of One Touch. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. If One Touch does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, One Touch's business could be adversely affected.

Demand for telecommunication products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy.

Demand for our products has been adversely affected by a downturn in the United States economy as well as changes in the global economy. We see no foreseeable change in this trend and believe our business will continue to be adversely affected.

There is a limited source of used telecommunications equipment which may substantially impact our business.

A large portion of our business is based upon our ability to refurbish and sell used telecommunications equipment. There is a limited source for such equipment however. If we are not able to obtain the proper quantity of such used equipment, our business will be adversely affected.

Control by Officers and Directors Over Affairs of One Touch May
Override Wishes of Other Stockholders.

The Company's officers and directors beneficially own approximately
37% of the outstanding shares of One Touch's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of One Touch. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of One Touch.

Loss of Any of Current Management Could Have Adverse Impact on
Business and Prospects for Company.

One Touch's success is dependent upon the hiring of key administrative personnel. None of One Touch's officers, directors, and key employees, has an employment agreement with One Touch; therefore, there can be no assurance that these personnel will remain employed by One Touch. Should any of these individuals cease to be affiliated with One Touch for any reason before qualified replacements could be found, there could be material adverse effects on One Touch's business and prospects. As experience has shown it is extremely important to maintain a strong, balanced sales force as well to help support the growth of the One Touch. Any personnel loses in the sales department would have a negative effect.

In addition, all decisions with respect to the management of One Touch will be made exclusively by the officers and directors of One Touch. Investors will only have rights associated with stockholders to make decisions which effect One Touch. The success of One Touch, to a large extent, will depend on the quality of the directors and officers of One Touch. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of One Touch to the officers and directors.

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

The articles of incorporation of One Touch provide that the personal liability of a director or officer of One Touch to One Touch or the Shareholders for damages for breach of fiduciary duty as a director or officer shall be limited to acts or omissions which involve intentional misconduct, fraud or a knowing violation of law. In addition, the articles and the bylaws of One Touch provide for indemnification of officers and directors of One Touch. Also, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and One Touch may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by One Touch in covering any liability of such persons or in indemnifying them.

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

Some of the officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of One Touch. As a result, conflicts of interest may exist between One Touch and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to One Touch. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of One Touch any proposed investments for its evaluation.

No Cumulative Voting May Affect Ability of Some Shareholders to
Influence Management of Company.

Holders of the shares of common stock of One Touch are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of One Touch, and the minority shareholders will not be able to elect a representative to One Touch's board of directors.

Sale of Shares Eligible For Future Sale Could Adversely Affect the
Market Price.

Most of the approximate 8,231,942 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three- month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Status as a Pseudo California Corporation Could Adversely Affect the Operation of One Touch.

Section 2115 of the California General Corporation Law subjects foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Currently, One Touch does meet the requirement of a pseudo California corporation. Some of the substantive provisions of California which apply to the company include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. In addition, Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors applies to One Touch.

ITEM 2.  DESCRIPTION OF PROPERTY

At its offices in Anaheim, California, One Touch owns approximately $22,000 of miscellaneous office furniture and equipment, including computers. On November 1st 2001 One Touch entered into a new five year lease for 8400 sq ft of office and warehouse space (at $0.80 per square foot)

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "OTTC". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                   Closing Ask           Closing Bid
Date              High     Low          High     Low

2001

Jan 2 thru
Mar 30             .18       .07         .11      .05

Apr 2 thru
June 29            .22       .08         .19      .06

July 2 thru
Sept 28           .105      .055         .09      .05

Oct 1 thru
Dec 31             .18       .05         .15      .03

As of December 31st 2001 we had approximately 398_stockholders of record of the shares outstanding. We have never declared or paid dividends on our Common Stock.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

The following unregistered securities were issued in the last quarter, 2001.

(1)  On November 5th, 2001, 4,000,000 shares were issued to John
     Simoncic , the Company's Treasurer for consulting services while a consultant valued at $240,000.

(2) On November 5th, 2001, 3,000,000 shares were issued to Mark Tow for legal services. valued at $180,000.

(3)  On November 5th, 2001, 100,000 shares were issued to Paul
     Palant, the Company's Director, for services valued at $13,000.

(4) On November 5th, 2001, 25,000 shares were issued to Tina Nicosia, an employee of the Company for services valued at $3,250.

(5) In the fourth quarter, 2001, 250,000 shares of treasury stock was issued to Kevin Smuland for consulting services.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results Of Operations.

     (a) Revenues. Revenues for the year ending December 31st, 2001, was $2,529,652 a decrease of approximately 5% from revenues of $2,654,286 in the year 2000. Net loss for year ended 2001 was $631,862 as compared with a net loss of $268,454 for the year ended 2000.

The decline in revenues for the year ended December 31, 2001 and the increased loss were primarily due to the weakening U.S. economy and continued slow demand for telecommunications equipment. As of March 31, 2002, the Registrant sees no improvement in the demand for telecommunications equipment and services in the near future.

     (b) Cost of Revenues. Cost of revenues decreased approximately 9% from $1,675,740 in 2000 to $1,519,858 for the year 2001.
Management believes this was due to a weakened market and due to a number of cost cutting measures taken by management as it applied to labor expenses.

     (c) Selling, General and Administrative. Selling, general and administrative expenses increased approximately 31% from $1,260,040 in 2000 to $1,838,513 in 2001. These increases are primarily due to professional expenses incurred primarily related to accounting and legal services as a result of the Registrant's Form SB-2 registration statement filed and amended with the Securities and Exchange Commission during the second and third quarter of 2001. The Registrant believes professional fees incurred for the Form SB-2 registration statement 2001 are non-recurring in nature, exclusive of the fees associated with the quarterly and annual reports required by the SEC. In addition to the above, the issuance of stock for consulting and legal purposes was significant in 2001. These issuance were for initial legal and consulting services and are not expected to be recurring in nature.

Liquidity and Capital Resources

     Comparison of year ended December 31, 2000 and fiscal year ended December 31, 2001.

     As of December 31, 2001, the Registrant had a deficit working capital of $68,461 compared to a surplus working capital of $147,814
at December 31, 2000.   The decrease in working capital was
substantially due to net losses incurred in the 2001.

     The Registrant has historically relied upon cash flow from operations to provide for its capital requirements. The Registrant generated a cash flow surplus of $50,891 from its operating activities in fiscal year ended December 31, 2001 compared with a cash flow deficit of $73,442 for the fiscal year ended December 31, 2000.

     The Registrant's growth strategy for the 2002 and 2003 fiscal years will be its continued effort to increase revenues from the sale of new and refurbished equipment. However, there will be challenges ahead in light of the on-going and duration of weakness in the U.S. economy. The continued slowdown in demand for telecommunications equipment shows no sign of bottoming and has been exasperated by the tragic events of September 11, 2001. The Registrant has initiated cost cutting measures during the third quarter of 2001 that include payroll reductions, lay-offs of three in-house technicians and the elimination of medical and insurance benefits. The Registrant believes that cash generated from operations, together with cash on hand as of December 31, 2001, may be sufficient to provide for its capital requirements to sustain currently expected operations for at least the next 12 months. There can be no assurance that current cash flow will be sufficient, however, if telecommunications sales remain weak. The Registrant also intends to grow its revenues through acquisition of other telecom companies which integrate into the companies overall business plan. The Registrant plans to accomplish these acquisitions through issuance of its common stock.

     The Registrant is also exploring additional sources of financing including new credit facilities and sale of common shares. There can be no assurance that the Registrant will be able to obtain any additional financing requirements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

ITEM 7.  FINANCIAL STATEMENTS

                        ONE TOUCH TOTAL COMMUNICATIONS, INC.

                                 FINANCIAL STATEMENTS

                                    DECEMBER 31, 2001

         (With Report of Independent Certified Public Accountants Thereon)

                                   TABLE OF CONTENTS


                                                                   PAGE NO.

Report of Independent Certified Public Accountants                       1

Financial Statements

     Balance Sheet                                                       2

     Statements of Operations                                            3

     Statement of Stockholders' Equity                                   4

     Statements of Cash Flows                                            5

     Notes to Financial Statements                                       6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             L. L. Bradford & Company, LLC
                      Certified Public Accountants & Consultants



To the Board of Directors and Stockholders
One Touch Total Communications, Inc.
Anaheim, California

We have audited the accompanying balance sheet of One Touch Total Communications, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Touch Total Communications, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.



/s/ L. L. Bradford
L. L. Bradford & Company, LLC
February 8, 2002
Las Vegas, NV

                          ONE TOUCH TOTAL COMMUNICATIONS,INC.
                                    BALANCE SHEET
                                  DECEMBER 31, 2001

                                        ASSETS

Current assets
  Cash                                                             $   22,110
  Accounts receivable, net of allowance
   for doubtful accounts of $37,191                                    44,896
  Inventory                                                           245,723
     Total current assets                                             312,729

Fixed assets, net                                                      22,395

Other assets
  Deposits                                                              7,882
  Deferred tax asset                                                  472,429
  Intangible assets, net                                              536,607
     Total other assets                                             1,016,918

Total assets                                                      $ 1,352,042

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                $   184,987
  Accrued liabilities                                                  80,394
  Stock payable                                                       115,809
     Total current liabilities                                        381,190

Total liabilities                                                     381,190

Commitments and contingencies                                               -

Stockholders' equity
  Common stock ($0.001 par value, 200,000,000 shares
   authorized, 22,083,399 shares issued and 21,833,399
   outstanding)                                                        22,083
  Additional paid-in capital                                        2,043,678
  Treasury stock                                                         (250)
  Stock receivable from stockholder                                    (1,800)
  Accumulated deficit                                              (1,092,859)
     Total stockholders' equity                                       970,852

Total liabilities and stockholders' equity                        $ 1,352,042

           See Accompanying Notes to Consolidated Financial Statements

                      ONE TOUCH TOTAL COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS

                                                For the year ended December 31
                                                     2001             2000

Revenues                                        $  2,529,652      $  2,654,286

Costs of revenues                                  1,519,858         1,675,740

  Gross profit                                     1,009,794           978,546

Operating expenses
  Selling, general and administrative              1,838,513         1,260,040
  Depreciation and amortization                      121,749           124,275

     Total operating expenses                      1,960,262         1,384,315

Loss from operations                                (950,468)         (405,769)

Other expense
  Interest                                            (3,816)           (2,972)

     Total other expense                              (3,816)           (2,972)

Loss before provision for income taxes              (954,284)         (408,741)

Provision for income taxes benefit                   322,422           140,287

Net loss                                        $   (631,862)      $  (268,454)

Basic and diluted loss per common share                (0.04)            (0.02)

Basic and diluted weighted average common shares
 Outstanding                                      16,015,837        14,778,112

            See Accompanying Notes to Consolidated Financial Statements

                        ONE TOUCH TOTAL COMMUNICATIONS, INC.
                         STATEMENT OF STOCKHOLDERS' EQUITY



                                <
                   Common Stock
                                      Additional                    Stock                         Total
                 Number of             Paid-In       Treasury   Receivable from   Accumulated  Stockholders
                   Shares    Amount    Capital        Stock       Stockholder       Deficit      Equity

Balance
December 31 1999
Restated         14,473,399 $ 14,473  $1,280,320     $      -   $         -       $  (192,543)  $1,102,250

Common stock
issued for
services, $0.29     100,000      100      28,513            -             -                 -      28,613

Common stock
issued as
signing bonus,
$0.35                50,000       50      17,450            -             -                 -      17,500

Common stock
issued for
services $0.45      200,000      200      90,420            -             -                 -      90,620

Common stock
issued for
services $0.20       75,000       75      14,925            -             -                 -      15,000

Net loss                  -        -           -            -             -          (268,454)   (268,454)

Balance
December 31 2000 14,898,399   14,898   1,431,628            -             -          (460,997)    985,529

Common stock
issued for
services $0.06    7,000,000    7,000     413,000            -             -                 -     420,000

Common stock
issued for
services $0.09      560,000      560      49,840            -             -                 -      50,400

Common stock
issued for
services $0.13      125,000      125      16,125            -             -                 -      16,250

Forgiveness of
debt by
stockholder               -        -      17,260            -             -                 -     17,260

Agreement of
stockholder to
return 2,800,000
shares related to
a Compromise and
Settlement Agreement      -        -       2,800            -        (2,800)               -          -

Return of 1,000,000
shares by
shareholder
related to a
Compromise and
Settlement Agreement      -        -           -       (1,000)        1,000                -          -

Cancellation
of treasury
stock              (500,000)    (500)          -          500             -                -          -

Treasury stock
issued for
services $0.45            -        -     113,025          250             -                -    113,275

Net loss                  -        -           -            -             -         (631,862)  (631,862)

Balance
December 31 2001 22,083,399   22,083   2,043,678         (250)       (1,800)      (1,092,859)   970,852



                          ONE TOUCH TOTAL COMMUNICATIONS, INC.
                               STATEMENTS OF CASH FLOWS

                                                  For the year ended December 31
                                                     2001               2000

Cash flows from operating activities:
 Net loss                                         $  (631,862)       $(268,454)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
  Depreciation and amortization                       121,749          124,275
  Common shares issued for services and other
   expenses                                           599,925          151,733
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable           84,943          (41,843)
  (Increase) decrease in inventory                     51,373           (3,516)
  (Increase) decrease in other assets                    (925)           2,148
  Increase in deferred tax asset                     (322,422)        (136,562)
  Increase in accounts payable                         47,200          109,805
  Increase in stock payable                           115,809                -
  Decrease in accrued liabilities                     (14,899)          (6,503)
  Decrease in deferred tax liability                        -           (4,525)

   Net cash provided (used) by operating
    Activities                                         50,891          (73,442)

Cash flows from investing activities:
 Purchase of fixed assets                                   -           (7,488)

     Net cash used by investing activities                  -           (7,488)

Cash flows from financing activities:
 Principal payments on notes payable - related
   party	                                          (30,809)               -

     Net cash used by financing activities            (30,809)               -

Net change in cash                                     20,082          (80,930)

Cash, beginning of period                               2,028           82,958

Cash, end of period                                    22,110            2,028

Supplemental disclosure of cash flow:
 Cash paid for interest                                 6,744               45
 Cash paid for income taxes                               800            1,935
Non-cash financing activities:
 Forgiveness of debt by stockholder                    17,260                -

        See Accompanying Notes to Consolidated Financial Statements

                          ONE TOUCH COMMUNICATIONS, INC.
                           NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - One Touch Total Communications, Inc.'s (the "Company") principal business consists of the purchase of new and used telephone equipment ("Phone Equipment"), the refurbishment of used phone equipment, and the retail sale and installation of new, used, and refurbished phone equipment. The Company also conducts business on the Internet through its website www.link4phones.com.

History - One Touch Total Communications, Inc. was incorporated in the State of Nevada in May 1986 under the name of Alternate Fuel, Inc. The Company underwent several name changes until May 1996, when it changed its name to NetTel, Inc.

In August 1999, the Company consummated an agreement to acquire all of the outstanding capital stock of California Telephone Company, Inc., a Nevada Corporation, in exchange for 10,914,659 shares of the Company's common stock ("CTC Transaction"). Prior to the CTC Transaction, NetTel, Inc. was a non-operating shell company with no operations, assets, liabilities; and 5,078,740 shares of common stock issued and outstanding; and California Telephone Company, Inc. was an operational company. The CTC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the CTC Transaction is equivalent to the issuance of stock by an operational company (California Telephone Company, Inc.) for the net monetary assets of a non-operational shell company (NetTel, Inc.), accompanied by a recapitalization. The accounting for the CTC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of California Telephone Company, Inc.

In October 1999, the Company changed its name to One Touch Total
Communications, Inc.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined by using the average cost method. Substantially all of the inventory consists of finished goods held for sale. The
Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Intangible assets -Intangible assets consist of acquired customer and vendor lists, licenses, and capitalized organization costs amortized on a straight-line basis ranging from 5 to 8 years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render them not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of the expected future operating cash flows to determine whether the intangible assets are recoverable.

Comprehensive income (loss) - The Company has no components of other comprehensive income (loss). Accordingly, net income (loss) equals comprehensive income (loss) for all periods.

Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Recognition of revenue - Revenues are recognized when the Company's products are shipped.

Recognition of expenses - Expenses incurred from costs of revenues and operating expenses are recorded in the period incurred.

Advertising costs - Advertising costs are charged to operations as they are incurred. Advertising expense incurred for the years ended December 31, 2001 and 2000 were approximately $33,000 and $39,000, respectively.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of long-lived assets to be disposed - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or the fair value less costs to sell.

New accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No.
17, Intangible Assets. Effective January 2, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

2.  FIXED ASSETS

Fixed assets consist of the following as of December 31, 2001:

     Furniture and fixtures                  $   4,486
     Machinery and equipment                    42,660
                                                47,146
Less: accumulated depreciation                  24,751

                                             $  22,395

3.  INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2001:

     Vendor list                             $ 428,188
     Customer list                             428,188
     License                                    47,775
                                               904,151
Less: accumulated amortization                 367,544

                                             $ 536,607

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, stock receivable from stockholder, inventory, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

5.  RELATED PARTY TRANSACTIONS

In May 1999, the Company entered into a consulting agreement with MFSNet.com, which is owned and operated by a sibling of the president and CEO of the Company. The agreement is for networking and website development related services and provides for payment of 100,000 shares of the Company's common stock for services performed. These shares were issued to MFSNet.com in March 2000 as a result of services provided during this period. The transaction has been valued at $28,613 based on the value of the services rendered and has been recorded as a consulting expense for the year ended December 31, 2000.

6.  COMPROMISE AND SETTLEMENT AGREEMENT

In July 2001, the Company entered into a Compromise and Settlement Agreement (the "Agreement") with and between its President, Secretary, and Treasurer. The Agreement provides for, among other things, the release and settlement for the following items: (1) return of 2,800,000 shares of the Company's common stock from the President; (2) issuance of 4,000,000 restricted shares of the Company's common stock to an individual, now Company Treasurer; (3) issuance of 3,000,000 restricted shares of the Company's common stock to an attorney and stockholder of the Company for legal services provided; and (4) acknowledgement of an obligation to a consultant for 1,200,000 shares of the Company's common stock. As of December 31, 2001, the Company President has returned a total of 1,000,000 shares which has been accounted for as treasury stock value at $1,000, which the remaining unreturned portion of 1,800,000 shares has been recorded as a Stock Receivable From Stockholder totaling $1,800 at December 31, 2001. The issuance of 4,000,000 and 3,000,000 shares to the Treasurer and Secretary, respectively, has been recorded as an expense totaling $420,000 for the year ended December 31, 2001. As of December 31, 2001, the Company increased its overall obligation to the consultant from 1,000,000 to 1,200,000 as outlined in the Agreement recording an expense for the additional shares obligated of $90,620 for the year ended December 31, 2001.

7.  STOCKHOLDERS' EQUITY

Stock issuances - During 2000, the Company issued 100,000 shares of its common stock to a consultant for services rendered. The Company recorded consulting expenses totaling $28,613 or $0.29 per share for the year ended December 31, 2000.

During 2000, the Company issued 50,000 shares of its common stock to an employee as a signing bonus. The Company recorded consulting expenses totaling $17,500 or $0.35 per share for the year ended
December 31, 2000.

During 2000, the Company issued 200,000 shares of its common stock to a consultant for services rendered. The Company recorded consulting expenses totaling $90,620 or $0.45 per share for the year ended
December 31, 2000.

During 2000, the Company issued 75,000 shares of its common stock to an attorney for legal services rendered. The Company recorded consulting expenses totaling $15,000 or $0.20 per share for the year ended December 31, 2000.

During 2001, the Company issued 4,000,000 and 3,000,000 shares of its common stock to the Treasurer and the Secretary of the Company as a result of Compromise and Settlement Agreement as previously discussed in Note 6. The Company recorded expenses totaling $420,000 or $0.06 per share related to this transaction for the year ended December 31, 2001.

During 2001, the Company issued 560,000 shares of its common stock to an attorney for legal services rendered. The Company recorded consulting expenses totaling $50,400 or $0.09 per share for the year ended December 31, 2001.

During 2001, the Company issued 100,000 shares of its common stock to a director for services rendered. The Company recorded consulting expenses totaling $13,000 or $0.13 per share for the year ended
December 31, 2001.

During 2001, the Company issued 25,000 shares of its common stock to an employee for services rendered. The Company recorded consulting expenses totaling $3,250 or $0.13 per share for the year ended
December 31, 2001.

Treasury stock - During 2001, the Company acquired 1,000,000 shares of its common stock from the President of Company as a result of the Compromise and Settlement Agreement as previously discussed in Note
6. The Company accounted for the transaction as treasury stock for a total of $1,000 as of December 31, 2001. Subsequently, the Company reissued 250,000 shares from its treasury to a consultant for services rendered and recorded consulting expenses of $113,275 for the year ended December 31, 2001. The Company retired 500,000 shares from its treasury as of December 31, 2001.

Stock options - In October 1998, the President and Secretary of the Company were granted options to purchase a total of 1,500,000 and 750,000 shares of the Company's common stock, respectively. The options to purchase 1,500,000 and 750,000 shares, respectively, vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50, which exceeded the fair value of the Company's common stock at the date of grant. Consequently, no expense was recognized in connection with the issuance of these options.

The following table summarizes the Company's stock option activity:

                                            Number          Weighted
                                              Of             Average
                                            Shares        Exercise Price

Balance, December 31, 1999                  1,500,000     $   0.50
     Options granted and assumed                    -            -
     Options expired                          750,000         0.50
     Options canceled                               -            -
     Options exercised                              -            -

Balance, December 31, 2000                    750,000         0.50
     Options granted and assumed                    -            -
     Options expired                          750,000         0.50
     Options canceled                               -            -
     Options exercised                              -            -

Balance, December 31, 2001                          -     $      -

8.  STATED RETAINED EARNINGS

During 1999, the Company issued 120,000 shares of its common stock to an attorney for legal services rendered totaling $60,000 or $0.50 per share. The expense related to this transaction was not recorded in 1999. Inasmuch, the retained earnings as of December 31, 1999 has been restated by approximately $46,000 (net of tax effect) to account for this transaction. Correction of this error did not affect the reported net income for the years ended December 31, 2001 and 2000.

9.  INCOME TAXES

Provision for income tax benefit (expense) in the statements of operations includes the following amounts:

                                          For the year ended December 31
                                               2001           2000

State and Federal:
Current                                      $    (800)      $    (800)
Deferred                                       323,222         141,086

   Total                                     $ 322,422       $ 140,287

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. As of December 31, 1998, the Company had a net operating loss carryforward of $225,405 of which the entire amount was utilized in 1999.

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $1,355,700 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in various periods through 2021.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                         December 31
                                                      2001         2000
Deferred tax assets:
  Net operating loss carryover                        $  466,172   $  139,499
  Bad debt expense                                         6,257       12,645
                                                         472,429      152,144
Deferred tax liabilities:
  Depreciation expense                                         -       (2,137)
                                                               -       (2,137)

  Total net deferred tax assets (liabilities)         $  472,429   $  150,007

The Company considers recording a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Accordingly, management believes that it is more likely than not that all of the deferred tax assets will be realized.

A reconciliation of income taxes at federal and state statutory rates to the Company's provision for income tax benefit (expense) is as follows:
                                                      For the Year Ended
                                                         December 31
                                                      2001           2000

Federal income tax at statutory rates                 $ 324,457    $ 143,493
State income tax at statutory rates                        (800)        (800)
Non-deductible expenses                                  (1,235)      (2,406)

                                                      $ 322,422    $ 140,287

10.  FORGIVENESS OF DEBT BY THE PRESIDENT OF THE COMPANY

During 2001, the Company's President forgave an indebtedness to an entity owned by him from the Company totaling $17,260.

11.  COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for all its facilities. Future minimum lease payments under the operating leases for the facilities as of December 31, 2001 are as follows:

2002              $  64,000
2003                 66,560
2004                 69,220
2005                 71,996
2006                 61,980

Total             $ 333,756

Rental expense, resulting from operating lease agreements, approximated $84,000 and $84,000 for the years ended December 31, 2001 and 2000, respectively.

Stock payable - In December 1999, the Company entered into a 48 month consulting agreement with Rio Telecom, Inc. ("Rio") whereby Rio is to receive $5,260 per month for 48 months and 100,000 shares of the Company's common stock per month for ten months, for a total of 1,000,000 shares, both beginning in January 2000. According to the Compromise and Settlement Agreement referred to in Note 6, the Company acknowledged an increase in the obligation to 1,200,000 shares of the Company's common stock. As of December 31, 2001, 450,000 of the 1,200,000 shares of the Company's common stock have been issued to Rio leaving 750,000 shares due to Rio as of December 31, 2001. Since the consulting agreement spans over 48 months, Rio has earned 600,000 shares thereby leaving 150,000 shares as a liability as of December 31, 2001. For the purposes of this transaction the stock has been valued at $0.4531 per common share using an 11-day average (5 days before and 5 days after the date of the agreement) of the closing price of the Company's common stock.
As of December 31, 2001, there is a liability of $67,965 for the 150,000 shares of common stock due to Rio Telecom, Inc.

Pursuant to employment agreements with a former employee, the Company has a liability of $47,844 for 150,000 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No changes on this Report.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors, executive officers, and key employee of One Touch are set forth below. The directors named below will serve until the next annual meeting of One Touch's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of One Touch's affairs. There are no other promoters or control persons of One Touch. There are no legal proceedings involving the directors of One Touch.

C. Jay Smith, President/Director.

Mr. Smith, age 53, has twenty years' experience as both an entrepreneur and consultant, with an emphasis on telecommunications business development and marketing strategies. From 1993 to 1996, Mr. Smith served as Executive Vice President of Cancall Cellular Communication, a publicly traded company on the Vancouver Stock
Exchange. Cancall specialized in providing pre-paid cellular services to the credit challenged and rentals to the business traveler and international tourist, utilizing state of the art technology. Mr.
Smith negotiated numerous airtime contracts with carriers such as Bell NYNEX, Airtouch, AT&T Wireless, GTE Wireless, Bell South and others, and personally operated corporate locations in Los Angeles, CA; San Francisco, CA; San Diego, CA; Las Vegas, NV; Hawaii; Washington, D.C.
and Philadelphia and Pittsburgh, PA. In 1997, Mr. Smith founded California Telephone Company, which eventually became One Touch Total Communications, Inc; he has been president from that time to the present. California Telephone remained inactive until January 1998, when it began the acquisition of the assets of Communications Plus, a company marketing a line of new and refurbished telecommunications equipment; this acquisition was completed in October 1998. Mr. Smith has not been involved with any other businesses from 1997 to the present.

Paul Palant, Director.

Mr. Palant, age 49, passed the California State Bar exam in February 1979 and was engaged in private practice in California from 1978 through 1988. From 1988 to 1994, he sat as a Judge Pro Tem for the El Dorado County Municipal Court; from 1994 to 2000, he served as a status conference judge for the El Dorado County Superior Court. Mr. Palant has recently taught law classes in community property and civil litigation at the Lake Tahoe Community College, and is Special Master for the California State Bar Association for El Dorado, Alpine and Placer Counties since 1990. Mr. Palant has experience as a member of the boards of directors of Matrix Medical Group, Inc., Medical Investors, Inc., and Go Big, Inc. Mr. Palant was appointed to the board of directors of One Touch on January 21, 2001. He continues to practice law in California on a part-time basis.

Michael Smith, Director.

Mr. Smith, age 51, served as chief information technology architect, manager of advanced technology, Zions Bancorporation from October 1995 to April 1999, responsible for secure electronic commerce, authentication, online banking, online trading and other projects for the regional bancorporation and its subsidiaries, including the founding of the Digital Signature Trust Company. From April 1999 to the present, Mr. Smith has been the founder and a principal of MFSNet.Com, Inc., an ecommerce incubator, developer and hosting service provider. From February 2000 through December 2000, he served as founder, vice president, and chief operating officer, and director of business operations, of BroadStream.Com, Inc., a provider of statistics and smart distribution services to the Streaming Media. Mr. Smith was appointed to the board of directors of One Touch on January 21, 2001, and is a brother of C. Jay Smith.

John Simoncic, Treasurer.

Mr. Simoncic, age 50 received a BS Degree in Accounting from Long
Island University, CW Post Center. Mr. Simoncic has twenty years experience in the financial services industry as a licensed Series 7 stockbroker and Series 3 commodity broker. Since retiring from the stock brokerage industry in May of 2000 Mr. Simoncic has performed management and consulting services for both public and private companies.

Compliance with Section 16A of the exchange act

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, there does not appear to be any necessary filings that remain undisclosed.

ITEM 10.  EXECUTIVE COMPENSATION.



                                          Summary Compensation Table
                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Jay Smith,     2001      99,000    0         0               0             0             0         0
President/     2000     125,000    0         0               0             0             0         0
Director       1999        0       0         0               0        1,500,000(1)       0         0

Paul Palant    2001        0       0         0            100,000          0             0         0
Director

Michael Smith  2001        0       0         0               0             0             0         0
Director

John           2001      18,000    0         0           4,000,000         0             0         0
Simoncic
Treasurer


(1) In October 1998, Mr. Smith was granted options to purchase
1,500,000 shares of One Touch's common stock. Of the total granted, the options to purchase 500,000 shares vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50 per share.

(2) Paul Palant and Michael Smith were only appointed to the Board of Directors of One Touch on January 21, 2001.

(3) Mr. Simoncic, the Company's Treasurer, was issued 4,000,000 shares on November 5th, 2001.

Employment Agreement.

On October 1st. 2001, all employment contracts with the Company expired. One Touch hopes to have a new employment contract with C. Jay Smith in the near future.

Previously, C. Jay Smith was previously employed under an employment contract which expired on October 1st of 2001.(see exhibit 10.1). The Company hopes to have a similar plan with Mr. Smith in the near future.

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of One Touch in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by One Touch.. The Company does have an existing Non-Employee Directors and Consultants Retainer Stock Plan. The purpose of the plan is to promote the interests of the Company and its shareholders by attracting and retaining non-employee Directors and Consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of 03/21/02 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock,
(ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner               Beneficial         Class
                                                   Ownership

Common Stock     C. Jay Smith                      3,337,342(2)       15.09%
                 1630 South Sunkist Street
                 Suite K Anaheim, CA 92806

Common Stock     Michael Smith                       100,000(4)       .0045%
                 1630 South Sunkist Street
                 Suite K Anaheim, CA 92806

Common Stock     Paul Palant                         150,000           .007%
                 1630 South Sunkist Street
                 Suite K Anaheim, CA 92806

Common Stock     John S. Simoncic                  4,644,600          21.004%
                 1971 Avenida Joaquin
                 Encinitas, CA 92024

Common Stock     All directors and                 8,231,942          37.23%
                 executive officers and key
                 Employees as a group (4 persons)

Common Stock     Madison Business Trust            1,650,000           7.46%
                 3900 Birch Street, Suite 113
                 Newport Beach, CA  92660

Common Stock     David Andrew Irrevocable Trust    2,600,000          11.76%
                 3900 Birch Street, Suite 113
                 Newport Beach, CA  92660

(1) Other than as footnoted, none of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) In October 1998, C. Jay Smith was granted options to purchase 1,500,000 shares of One Touch's common stock. The options to purchase 500,000 shares out of the total amount vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50 per share. The total for Mr. C. Jay Smith includes the current 500,000 options which vested on January 1, 2001. These options have expired.

(3) In October 1998, Marc R. Tow, a former director of One Touch, was granted options to purchase 750,000 shares of One Touch's common stock. The options to purchase 250,000 shares out of the total amount vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50 per share. The total for Mr. Tow includes the current 250,000 options which vested on January 1, 2001. These options have expired.

(4) 100,000 of this total is held in the name of MFSNET.com, a company controlled by Michael Smith.

(5) John Simoncic, the Company's treasurer, agreed to perform certain consulting services for the Issuer in exchange for 4,000,000 shares of stock of the Issuer on November 5, 2001.

(6) The Madison Business Trust and the David Andrew Irrevocable Trust are both controlled by the same trustee, Richard A. Nuthmann. The total amount of shares controlled by Mr. Nuthmann, therefore, equals 4,250,000 shares or 19.22% of the total outstanding shares. These shares were placed in these trusts for the benefit of Mark R. Tow.

(7) In July, 2001, Mr. Smith, then the Company's President, Secretary, and Treasurer, entered into a Comprise and Settlement Agreement in which he returned 2,800,000 shares to the Company.

(8) On March 26th of 2002, the Company entered into a mutual release agreement in which the David Andrew Trust was to transfer one million (1,000,000) shares of restricted stock back to the Company within 15 days from the date of the release. The 2,600,000 shares above does not reflect this transfer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, other than as set forth below, there has not been any transaction, or proposed transactions, to which One Touch was or is to be a party, in which any of the officers, directors, key employees, or 5% or greater shareholders, had or are to have a direct or indirect material interest.

Mr. Smith, president of One Touch, had an employment contract with One Touch which expired in 10/01/01. Mr. Smith received $99,000 in compensation in the year 2001. One Touch hopes to have a new employment agreement worked out in the near future.

In October 1998, Mr. Smith was granted options to purchase 1,500,000 shares of One Touch's common stock. The options to purchase 500,000 shares vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50 per share. All of these options have expired.

In October 1998, Marc R. Tow, a former director of One Touch, was granted options to purchase 750,000 shares of One Touch's common stock. The options to purchase 250,000 shares vest on January 1 and expire on December 31 of each year for three consecutive years. The exercise price of each option is $0.50 per share. All of these options have expired.

At various times during the fiscal year ended December 31, 1999, a total of 360,000 shares of common stock were issued to Mr. Smith and Mr. Tow based on the exercise of options previously granted; these options were exercised in exchange for services rendered to One Touch valued at $180,000 (weighted average of $0.50 per share).

In May 1999, One Touch entered into a consulting agreement with MFSNet.com which is owned and operated by a sibling of the president and CEO of One Touch. The agreement is for networking and website development related services and provides for payment of 100,000 shares of One Touch's common stock for services performed. These shares were issued to MFSNet.com in March 2000. The transaction has been valued at $28,613 based on the value of the services rendered.

On March 1, 2000, One Touch issued 50,000 shares of common stock to Richard Luna, the Company's former Vice President as a bonus for signing an employment with One Touch valued at $28,613 (weighted average of $0.29 per share).

In July 2001, the Company entered into a Compromise and Settlement Agreement (the "Agreement") with and between its President, Secretary, and Treasurer. The Agreement provides for, among other things, the release and settlement for the following items: (1) return of 2,800,000 shares of the Company's common stock from the President; (2) issuance of 4,000,000 restricted shares of the Company's common stock to an individual, now Company Treasurer; (3) issuance of 3,000,000 restricted shares of the Company's common stock to an attorney and stockholder of the Company for legal services provided; and (4) acknowledgement of an obligation to a consultant for 1,200,000 shares of the Company's common stock.

Pursuant to the Comprise Agreement, on November 5th, 2001, 4,000,000 shares were issued to John Simoncic , the Company's Treasurer for services valued at $240,000. Further, Mr. Smith has since returned 1,000,000 shares of the 2,800,000 as of December 31, 2001.

On November 5th, 2001, 3,000,000 shares were issued to Mark Tow (care of the Madison Business Trust and the David Andrew Irrevocable Trust for legal services valued at $180,000.

On November 5th, 2001, 560,000 shares were issued to Brian Faulkner (care of Lynette Faulkner) for legal services valued at $50,400.

On November 5th, 2001, 100,000 shares were issued to Paul Palant, the Company's Director, for services valued at $13,000.

On March 26, 2002, the Company entered into a mutual release agreement in which the David Andrew Trust was to transfer one million (1,000,000) shares of restricted stock back to the Company within 15 days from the date of the release. Further, pursuant to this mutual release, 360,000 shares of free-trading stock, issued to Lanette B. Faulkner, is to be returned within 15 days from the date of this release.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit                    Description

2.1 Agreement for Exchange of Common Stock between One Touch and California Telephone Company, Inc., dated August 6, 1999. *

3.1     Articles of Incorporation, dated May 9, 1986. *

3.2     Certificate of Amendment of Articles of Incorporation, dated July 30,
        1986. *

3.3     Amended Articles of Incorporation, dated June 27, 1989. *

3.4 Certificate of Amendment of Articles of Incorporation, dated December 3, 1990. *

3.5     Amended Articles of Incorporation, dated May 24, 1999. *

3.6     Articles of Merger (including a name change), dated September 22, 1999.*

3.7 Certificate of Amendment to Articles of incorporation, dated February 28, 2001.*

3.8     Bylaws, dated October 25, 1999. *

10.1 Employment Agreement between One Touch and C. Jay Smith, dated September 1, 1998. *

10.2 Electronic Commerce Architecture Project between One Touch and MFSNet.Com, dated May 1, 1999. *

10.3 Employment Agreement between One Touch and Richard G. Luna, dated December 6, 1999. *

16.1    Letter on change in certifying accountant. *

  *Incorporated by reference. (filed with Company's Form SB-2/A filed on September 18, 2001)

                                       SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: /s/C. Jay Smith, President/Director

Date:  April 12, 2002

     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   By: /s/Paul Palant, Director

Date:  April 12, 2002


     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   By: /s/John Simoncic, Treasurer

Date:  April 12, 2002